Form 10-Q
period 2021-09-30
Powered Brands
filed 2021-11-15
CIK 1829427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 12, 2021, 27,600,000 Class A ordinary shares and 6,900,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

POWERED BRANDS

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWERED BRANDS

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$555,212	$—
Due from related party	61,901	—
Prepaid expenses	383,736	—
Total current assets	1,000,849	—
Investments held in Trust Account	276,019,285	—
Deferred offering costs associated with the initial public offering	—	419,962
Total Assets	$277,020,134	$419,962

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$161,359	$23,450
Accrued expenses	107,003	333,517
Note payable - related party	—	66,000
Total current liabilities	268,362	422,967
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	9,203,200	—
Total Liabilities	19,131,562	422,967

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 and 0 shares at $10.00 per share at redemption as of September 30, 2021 and December 31, 2020, respectively	276,000,000	—

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(18,112,118)	(28,005)
Total Shareholders' Deficit	(18,111,428)	(3,005)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$277,020,134	$419,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$259,516	$737,710
General and administrative expenses - related party	139,010	139,010
Loss from operations	(398,526)	(876,720)

Other income (expense)
Change in fair value of derivative warrant liabilities	4,889,200	3,646,800
Transaction costs associated with issuance of warrants	-	(479,738)
Income from investments held in Trust Account	6,958	19,285
Total other income, net	4,896,158	3,186,347
Net income	$4,497,632	$2,309,627

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	26,487,912
Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.07

Weighted average shares outstanding of Class B ordinary shares, basic	6,900,000	6,863,736
Weighted average shares outstanding of Class B ordinary shares, diluted	6,900,000	6,900,000
Basic and diluted net income per share, Class B ordinary shares	$0.13	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - January 1, 2021	—	$—	6,900,000	$690	$24,310	$(28,005)	$(3,005)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,108,000	—	3,108,000
Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(3,132,310)	(20,393,740)	(23,526,050)
Net income	—	—	—	—	—	1,318,311	1,318,311
Balance - March 31, 2021 (unaudited)	—	—	6,900,000	690	—	(19,103,434)	(19,102,744)
Net loss	—	—	—	—	—	(3,506,316)	(3,506,316)
Balance – June 30, 2021 (unaudited)	—	—	6,900,000	690	—	(22,609,750)	(22,609,060)
Net income	—	—	—	—	—	4,497,632	4,497,632
Balance – September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(18,112,118)	$(18,111,428)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net income	$2,309,627
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,646,800)
Transaction costs associated with issuance of warrants	479,738
Income from investments held in Trust Account	(19,285)
Changes in operating assets and liabilities:
Due from related party	(61,901)
Prepaid expenses	(356,936)
Accounts payable	118,024
Accrued expenses	33,998
Net cash used in operating activities	(1,143,535)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	25,000
Payment of promissory note issued to related party	(141,019)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	7,770,000
Offering costs paid	(5,955,234)
Net cash provided by financing activities	277,698,747

Net change in cash	555,212

Cash - beginning of the period	—
Cash - end of the period	$555,212

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$23,219
Deferred underwriting commissions in connection with the initial public offering	$9,660,000

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from September 18, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, a search for a potential business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $0.7 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On October 15, 2021, the Company entered into a promissory note with the Sponsor and may borrow up to $277,649 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. See Note 5 for a description of the agreements. As of September 30, 2021, and December 31, 2020, there were no Working Capital Loans outstanding.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods. There was no activity from September 18, 2020 (inception) through September 30, 2020 and there were no assets, liabilities or equity as of September 30, 2020 and, such period is not presented in these unaudited condensed financial statements.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in capital and an increase of approximately $20.4 million to accumulated deficit, as well as a reclassification of 2,585,016 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 19, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $24.1 million and $27.6 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2021, and December 31, 2020, the Company had approximately $276.0 million and $0 of investments held in the Trust Account, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (except for the derivative warrant liabilities, see Note 10).

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

The Company accounts for its warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Private Placement had been initially estimated using a modified Black-Scholes model and, as of September 30, 2021, the Company determined the fair value by reference to the Public Warrant listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of Class A ordinary shares subject to possible redemption  upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 27,600,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

ASC Topic 740, ‘‘Income Taxes,’’ prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,380,000 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 900,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$3,598,106	$899,526	$1,834,308	$475,319
Allocation of net income - diluted	$3,598,106	$899,526	$1,832,316	$477,311

Denominator:
Basic weighted average ordinary shares outstanding	27,600,000	6,900,000	26,487,912	6,863,736
Diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	26,487,912	6,900,000

Basic and diluted net income per ordinary share	$0.13	$0.13	$0.07	$0.07

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no material impact upon adoption.

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

Administrative Services

On October 15, 2021, the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which Sponsor will provide certain administrative services to the Company and the Company will reimburse Sponsor up to $22,650 a month. In addition, the Company made a one-time payment to Sponsor on the date of the agreement equal to $125,849. In the three and nine months ended September 30, 2021, the Company incurred and expensed $139,010 as prepayments of the administrative services under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2021 and December 31, 2020, no amounts were outstanding for these services.

Related Party Loans

On October 13, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $141,000 under the Note. The Company repaid the Note in full on January 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

During the three and nine months ended September 30, 2021, the Company paid approximately $201,000 on behalf of the Sponsor related to the Company’s administrative services arrangement and incurred approximately $139,000 of administrative services fees. As a result, as of September 30, 2021, the Company has approximately $62,000 due from related parties presented on the condensed balance sheets.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant (the "Working Capital Warrants"). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On October 15, 2021, the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $277,649. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $277,649 was drawn to fund the operations of the Company on October 15, 2021, and immediately converted to 185,099 Working Capital Warrants, thereby canceling the promissory note.

As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, there were 9,200,000 Public Warrants and 5,180,000 Private Placement Warrants outstanding, respectively. There were no Warrants outstanding as of December 31, 2020.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 350,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Amount allocated to Public Warrants	(8,188,000)
Class A ordinary shares issuance costs	(15,338,050)
Plus:
Accretion of carrying value to redemption value	23,526,050
Class A ordinary shares subject to possible redemption	$276,000,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 150,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 16, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 6,900,000 class B ordinary shares outstanding. All shares and associated amounts had been retroactively restated to reflect the share sub-division. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriter fully exercised its over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2021, and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
As of September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account:
Mutual funds invested in U.S. Treasury Securities	$276,019,285	$—	$—
Liabilities:
Derivative warrant liabilities:
Derivative warrant liabilities - Public Warrants	$5,888,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$3,315,200	$—

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Private Placement had been initially estimated using a modified Black-Scholes model and, as of September 30, 2021, the Company determined the fair value by reference to the Public Warrant listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants.

For the three and nine months ended September 30, 2021, the Company recognized a gain of approximately $4.9 million and approximately $3.6 million, respectively, resulting from a decrease in the fair value of liabilities, as presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,850,000
Transfer of Public Warrants to Level 1	(8,188,000)
Change in fair value of derivative warrant liabilities - Private Placement Warrants	(725,200)
Derivative warrant liabilities at March 31, 2021 - Private Placement Warrants	$3,936,800
Change in fair value of derivative warrant liabilities - Private Placement Warrants	1,139,600
Derivative warrant liabilities at June 30, 2021 - Private Placement Warrants	$5,076,400
Transfer of Private Placement Warrants to Level 2	(5,076,400)
Derivative warrant liabilities at September 30, 2021 - Level 3 measurements	$—

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than disclosed in Notes 1 and Note 5, with respect to the Working Capital Promissory Note and Administrative Services Agreement entered into with the Sponsor, based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity from inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended September 30, 2021, we had net income of approximately $4.5 million which consisted of approximately $4.9 million from changes in the fair value of the derivative warrant liabilities and approximately $7,000 of income from the investments held in the Trust Account, partially offset by approximately $260,000 in general and administrative expenses and approximately $139,000 in general and administrative expenses - related party.

For the nine months ended September 30, 2021, we had net income of approximately $2.3 million which consisted of approximately $3.6 million from changes in the fair value of derivative warrant liabilities and approximately $19,000 of income from the investments held in the Trust Account, partially offset by approximately $738,000 in general and administrative expenses, approximately $139,000 in general and administrative expenses - related party and approximately $480,000 in transaction costs associated with the issuance of warrants.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.6 million in its operating bank account and working capital of approximately $0.7 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On October 15, 2021, we entered into a promissory note with the Sponsor and may borrow up to $277,649 from the Sponsor for ongoing expenses reasonably related to our business and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. As of September 30, 2021, and December 31, 2020, approximately no balance was outstanding under the Working Capital Loans.

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

On October 15, 2021, we entered into an Administrative Services Agreement with the Sponsor, pursuant to which Sponsor will provide certain administrative services to us and we will reimburse Sponsor up to $10,000 a month based on receipts submitted by the Sponsor to us, and $12,650 per month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, we made a one-time payment to Sponsor on the date of the agreement equal to $125,849. In the three and nine months ended September 30, 2021, we incurred and expensed $139,010 as prepayments of the administrative services under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2021 and December 31, 2020, no amounts were outstanding for these services.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

We account for our warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of warrants issued in connection with the Private Placement had been initially estimated using a modified Black-Scholes model and, as of September 30, 2021, the Company determined the fair value by reference to the Public Warrant listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Share Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 27,600,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the condensed balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,380,000 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 900,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied as of September 30, 2021, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and shareholders' equity on our condensed balance sheets as well as a material misstatement of our net income within our unaudited condensed statements of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management's evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Employment Agreement by and between Mito Yamada, the Registrant, PB Management, and PB Management II, Inc., dated as of August 30, 2021. (3).
10.2	Administrative Services Agreement by and between the Registrant and PB Management, dated as of October 15, 2021.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on December 22, 2020.
(3)	Incorporated by reference to the registrant's Current Report on form 8-K, filed with the SEC on September 2, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2021.

POWERED BRANDS
By:	/s/ Katherine Power
Name:	Katherine Power
Title:	Chief Executive Officer