Form 10-K
period 2021-12-31
Powered Brands
filed 2022-03-31
CIK 1829427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates was approximately $267,720,000 based on the closing price of the registrant's Class A Ordinary Shares on June 30, 2021.

As of March 25, 2022, 3,489,209 units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-third of a warrant to acquire one Class A ordinary share, 24,110,791 Class A ordinary shares, 6,900,000 Class B ordinary shares, par value $0.0001 per share, and 13,216,806 warrants were issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“company,” “we,” “us,” “our,” or “our company” are to Powered Brands, a Cayman Islands exempted company;
●	“founders” are to Katherine Power, our Chief Executive Officer and Director, and Dana Settle, our Chairperson of the Board;
●	“founder shares” are to our Class B ordinary shares outstanding initially issued to our sponsor and other initial shareholders in a private placement prior to our Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“Greycroft” are to Greycroft LP, a leading venture capital firm, and its affiliated entities, excluding our company and sponsor;
●	“Initial Public Offering” are to the company’s offering on January 12, 2021 of 27,600,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-third of one redeemable warrant;
●	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“our founding team” are to our executive officers and directors;
●	“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and to be issued upon conversion of working capital loans, if any;
●	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market); and
●	“sponsor” are to PB Management, a Cayman Islands limited liability company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate partner business or businesses; our ability to complete our initial business combination;
●	our expectations around the performance of a prospective partner business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination; our pool of prospective partner businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities; our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or our financial performance following our Initial Public Offering; or
●	our financial performance following our Initial Public Offering.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	We may not be able to consummate an initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.
●	We may not hold an annual general meeting until after the consummation of our initial business combination.
●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

●	Past performance by Greycroft, including our management team, may not be indicative of future performance of an investment in us.
●	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

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

On January 12, 2021, we consummated our Initial Public Offering of 27,600,000 units (“Units”), which included the full exercise of the underwriters’ option to purchase an additional 3,600,000 units to cover over-allotments, with each Unit consisting of one Class A ordinary share, $0.0001 par value per share, and one-third of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $276,000,000.

Simultaneous with the consummation of the Initial Public Offering and the issuance and sale of the Units, we consummated the private placement of 5,180,000 private placement warrants at a price of $1.50 per private placement warrant, generating total proceeds of $7,770,000 (the “Private Placement”). The private placement warrants are substantially similar to the Public Warrants, except that if held by the sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per Class A Ordinary Share threshold is met) and (iii) subject to certain limited exceptions including the Class A ordinary shares issuable upon exercise of the private placement warrants, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the private placement warrants are held by holders other than the sponsor or its permitted transferees, the private placement warrants will be redeemable by us in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Upon the consummation of the Initial Public Offering and the Private Placement, a total of $276,000,000 was deposited in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer and Trust Company, acting as trustee. Transaction costs of the Initial Public Offering and the Private Placement amounted to $6.1 million, consisting of $5.52 million of underwriting discounts and commissions and approximately $141,000 was used to repay to our sponsor our borrowings under the $300,000 notes payable and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

While we may pursue an initial business combination with a company in any sector, we are focusing on beauty, wellness, and consumer-related businesses. We believe these industries are attractive for several reasons:

●	Large Addressable Market Opportunity. Total global spend on beauty and personal care was approximately $500 billion in 2019 and has grown at a rate of approximately 5% from a total spend of approximately $400 billion in 2014, according to industry sources. Total global spend on health and wellness was approximately $1.5 trillion in 2015 and has grown at a rate of approximately 6% to approximately $2 trillion in 2020.
●	Shift to Digital. Digital has emerged as a necessary core competency for consumer-related businesses to compete effectively in today’s market. Digitally native, data-driven brands have a sustained structural advantage over incumbents as commerce, advertising, and brand experiences continue to move online.
●	Consumer Demand for Authenticity. Increasingly conscious consumers — particularly Generation Z (“Gen Z”) and Millennials — are seeking brands with strong ethical platforms that actionably and authentically take a stand on environmental and social issues. According to The Brookings Institution, Millennials, Gen Z, and younger demographic groups now represent over 50% of the U.S. population.

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

We believe our collective team has a proven record of:

●	Building successful brands for next-generation consumers who are currently underserved by existing businesses and platforms;
●	Identifying and investing behind brands and businesses that are data-led, technology-enabled, and disruptive;
●	Developing and managing growth-oriented companies by defining and executing against compelling business strategies;
●	Executing complex transactions across various market cycles and geographies;
●	Building long-term, productive partnerships with entrepreneurs and identifying, mentoring, and recruiting world-class talent;
●	Developing, producing, and launching high-quality consumer products;
●	Securing numerous distribution deals with the world’s most important retailers across many product categories, geographies, and customer segments; and
●	Creating substantial shareholder value through consumer brands and retail.

Given our management team’s extensive brand-building and investment experience, we believe we will be able to enhance the value of a business combination target by driving operational excellence in:

●	Brand strategy and positioning
●	Global distribution
●	Digital marketing
●	Operational efficiency
●	Strong corporate governance
●	Technology development
●	Attracting and retaining top talent

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

Acquisition Criteria

Consistent with our business strategy, we are targeting brands and platforms in the beauty, personal care, wellness, and broader consumer-related sectors. Within these sectors, we are targeting brands that are digitally native, authentic, and mission-driven with global potential. We are leveraging our founding teams’ proprietary deal flow through a global network of founders, owners, and other key stakeholders. As such, we are using the following criteria and guidelines in evaluating potential business combination opportunities, though we may decide to enter into a business combination with a target that does not meet one or more of these criteria and guidelines:

●	Differentiated offering in a large, growing market segment;
●	Potential to become an enduring, category-defining brand;
●	Business model designed to yield attractive, sustainable fundamentals at scale;
●	Beneficiary of digital / technological disruption;
●	Authentic brand values that permeate all functions and inform business decisions;
●	Leadership team that has a proven track record of brand-building and operational expertise and can be public-ready;
●	Potential to offer attractive, consistent returns for our shareholders;
●	Profitable;
●	Founders and brands with x-factor;
●	Aesthetic intelligence;
●	Clean and sustainable supply chain;
●	Some global distribution;
●	High digital IQ; and
●	Data-driven approach to decision making.

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

We may pursue an initial business combination opportunity jointly with our sponsor, Greycroft or one or more of its affiliates and/or investors in Greycroft, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary such that our sponsor and its permitted transferees, if any, would retain its aggregate percentage ownership at 20%, on an as- converted basis, of the sum of the total number of ordinary shares issued and outstanding upon the consummation of our Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans, unless the holders of a majority of the then outstanding Class B ordinary agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Neither our sponsor nor Greycroft nor any of their respective affiliates, have an obligation to make any such investment.

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

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at sec.gov.

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

Financial Position

As of December 31, 2021, we had approximately $276 million held in the trust account. With the funds available, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the rules of Nasdaq and our amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;
●	any of our directors, officers or substantial security holders (as defined by the rules of Nasdaq) has a 5% or greater interest, directly or indirectly, in the partner business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination; other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founding team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

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

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a partner business has been selected for our initial business combination and the stage of the business combination process we are in.

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

Our sponsor owns, on an as-converted basis, 19.4% of our issued and outstanding ordinary shares. Our sponsor and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 10,350,001, or 37.5%, of the 27,600,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues in both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their affiliates are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $266,340,000 that we may use to complete our initial business combination (after taking into account the $9,660,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

We believe conditions exist that raise substantial doubt about our ability to continue as a going concern because if we do not complete a business combination by January 12, 2023 then we will have to cease all operations except for the purpose of winding down and liquidating. A “going concern” opinion could impair our ability to finance our initial business combination through the sale of equity, incurrence of debt, or other financing alternatives. There can be no assurance that we will be able to consummate an initial business combination by January 12, 2023.

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

Our sponsor, executive officers or in between directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third party-beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or in between directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities; reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As of the date of the consummation of our Initial Public Offering and as of December 31, 2021, we had approximately $2.28 million and $0.63 million, respectively, in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter;

●	addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our Initial Public Offering. In such an instance, our sponsor and its transferees (which may include our founding team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

Pursuant to a registration and shareholder rights agreement, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance, with changes in fair value each period reflected in earnings or loss, as applicable, in our statement of operations, and we will incur expense in valuing our warrants on a quarterly and annual basis, both of which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

In connection with the consummation of our initial public offering and the concurrent private placement of warrants, we issued an aggregate of 14,565,099 warrants (comprised of the 9,200,000 warrants included in the units issued at the initial public offering and the 5,180,000 private placement warrants and 185,099 working capital warrants). We have and may from time to time in the future also issue private placement warrants upon the conversion of working capital loans. We account for these warrants as a warrant liability and have recorded them in our financial statements at fair value upon issuance, with any changes in fair value each reporting period reflected in earnings or loss, as applicable, in each case as determined based upon a valuation report obtained from an independent third-party valuation firm, and we will incur expense in obtaining that valuation report on a quarterly and annual basis. The impact of changes in fair value and the cost of these valuation reports on our results of operations may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-

combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time.

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

With the exception of our current Chief Operating Officer, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. The majority of our executive officers are engaged in several other business endeavors for which she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. The majority of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including private funds under the management of Greycroft and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. In addition, existing and future funds managed by Greycroft and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

On October 16, 2020 our sponsor paid $25,000, or approximately $0.004 per share, to cover for certain offering costs in consideration for 5,750,000 founder shares. By December 4, 2020, our sponsor transferred an aggregate of 140,000 founder shares to certain of our board members, board nominees, officers and consultants. On January 7, 2021, we effected a share sub-division, resulting in there being an aggregate of 6,900,000 founder shares outstanding (at approximately $0.004 per share). On August 30, 2021, our sponsor transferred 45,000 founder shares to Mito Yamada, our Chief Operating Officer. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 5,180,000 private placement warrants, at a purchase price of $7,770,000, in a private placement that closed simultaneously with the closing of our Initial Public Offering. If we do not consummate an initial business within 24 months from the closing of our Initial Public Offering, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

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

Our sponsor and founding team control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor and founding team own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor and founding team purchases any units or Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, pandemics and wars; and
●	deterioration of political relations with the United States.

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

Risks Relating to Our Business

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

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments related to the improper classification of our ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness we identified, see Part II, Item 9a: Controls and Procedures included in this Annual Report on Form 10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We have been advised by Campbells LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

(b) Holders

On December 31, 2021, there were 4,329,392 holders of record of our units, 23,270,608 holders of record of our Class A ordinary shares, 12,936,747 holders of record of our warrants, and 6,900,000 holders of record of our Class B ordinary shares. These numbers do not include “street name,” or beneficial holders, whose units, shares or warrants are held of record by banks, brokers, financial institutions and other nominees.

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

Item 6. Selected Financial Data

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

Results of Operations

Our entire activity from September 18, 2020 (inception) through December 31, 2021, was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the year ended December 31, 2021, we had a net income of approximately $2.8 million, which consisted of income of approximately $4.4 million from the changes in the fair value of derivative warrant liabilities, approximately $167,000 from the issuance of working capital warrants and approximately $26,000 from the investments held in the Trust Account, partially offset by approximately $1.1 million in general and administrative expenses, approximately $177,000 in general and administrative expenses - related party, and approximately $480,000 in transaction costs associated with the issuance of warrants.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $0.6 million in our operating bank account and working capital of approximately $0.7 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $141,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On October 15, 2021, we entered into a promissory note with our Sponsor and may borrow up to $277,649 from our Sponsor for ongoing expenses reasonably related to our business and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. As of December 31, 2021, and December 31, 2020, no balance was outstanding under the Working Capital Loans.

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

Administrative Services

On October 15, 2021, we entered into an Administrative Services Agreement with the Sponsor, pursuant to which the Sponsor will provide certain administrative services to us, and we will reimburse the Sponsor up to $10,000 a month based on receipts submitted by the Sponsor to us, and $12,650 per month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, we made a one-time payment to Sponsor on the date of the agreement equal to $125,849. In the year ended December 31, 2021, we incurred and expensed approximately $177,000 under this agreement, included in general and administrative expenses - related party on the accompanying statements of operations. As of December 31, 2021 and 2020, no amounts were outstanding for these services.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December, 2021 and December 31, 2020, we had approximately $276.0 million and $0 of investments held in the Trust Account, respectively.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging, Embedded Derivatives” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our Public Warrants issued in connection with the Initial Public Offering, our Private Placement Warrants and our Working Capital Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The fair value of the Private Placement Warrants issued in connection with the Private Placement was initially estimated using a modified Black-Scholes model and, as of December 31, 2021, determined by reference to the Public Warrant listed trading price. On October 15, 2021, we issued Working Capital Warrants to our Sponsor. Like with the Private Placement Warrants, the fair value of the Working Capital Warrants has been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Share Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, and December 31, 2020, 27,600,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the balance sheets.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, the Private Placement and the Working Capital Loan to purchase an aggregate of 14,565,099 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 900,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of December 31, 2021, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management have concluded that our control around the interpretation and accounting for certain complex features of the financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 31, 2021.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer and Chief Financial Officer determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of January 28, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Katherine Power	41	Chief Executive Officer and Director
Dana Settle	49	Chairperson of the Board
Karen Cate	58	Director
Mito Yamada	47	Chief Operating Officer and Director
Neela Montgomery	47	Director
Brianna Mobrem	35	Chief Financial Officer

Our Founding Team

Katherine Power has served on our Board of Directors and as our Chief Executive Officer since October 2020. Ms. Power currently serves as the chairperson of Clique Brands, Inc., a global media and consumer brands company she co-founded in 2007. Ms. Power also currently serves as the CEO and a director of Offspring Beauty Co. (dba Versed), a carbon-neutral clean beauty company she founded as the brand Versed under the umbrella of Clique Brands, which was later spun out in September 2018 as a standalone company. More recently and since February 2019, she co-founded and has served on the board of Avaline Ltd., a clean wine brand formed in partnership with actress Cameron Diaz. Since September 2019, Ms. Power has also served as director and CEO of Power Beauty Co. (dba Merit), a cosmetics company, through which her next beauty concept — prestige color cosmetics brand Merit — launched in January 2021. Ms. Power started her career as the West Coast Editor of Elle Magazine. We believe Ms. Power is qualified to serve on our Board of Directors because of her experience in the beauty and fashion industries as well as her executive experience at numerous companies.

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

Karen Cate has served on our Board of Directors since January 2021. Since January 2019, she has served as the Chief Financial Officer and Chief Operating Officer for Thrive Market, Inc., an e-commerce retailer focused on healthy and natural products. Ms. Cate has over 25 years of experience in grocery, beauty, consumer packaged goods, manufacturing, eCommerce and wholesale. From December 2017 to January 2019, Ms. Cate served as the Chief Financial Officer and Head of Operations of Kendo Brands, Inc., a prestige beauty incubator and a division of LVMH Moet Hennesey Louis Vuitton se (OTCMKTS: LVMUY). Prior to joining Kendo Brands, Ms. Cate was the Chief Financial Officer of TOMS.com, LLC (dba TOMS), a shoe and apparel company, a position she held from June 2015 to October 2017. Prior to that, Ms. Cate was the Chief Financial Officer of International Coffee & Tea, LLC (dba The Coffee Bean and Tea Leaf) from February 2014 to June 2015. Ms. Cate holds a Bachelor of Science in Accounting from California State Polytechnic University, Pomona, and a Master of Business Administration from Claremont Graduate University. Ms. Cate is also a certified public accountant (inactive). We believe Ms. Cate is qualified to serve on our Board of Directors because of her global finance and operations expertise.

Mito Yamada has served on our Board of Directors and as our Chief Operating Officers since August 2021. Prior to joining Powered Brands, Ms. Yamada served as Vice President, Global Mergers and Acquisitions of Shiseido Co Ltd, a global cosmetics and personal care company, from January 2016 until May 2021. Prior to her role at Shiseido Co Ltd, Ms. Yamada held various finance and operations roles at consumer retail companies. Ms. Yamada was Chief Operating Officer and Chief Financial Officer of DreamDry, Inc., a hair salon company, and Vice President, Financial Planning and Strategy of Bluefly, Inc., an online fashion retailer. In addition, Ms. Yamada served as Business Planning Manager at Louis Vuitton, a global luxury goods company and subsidiary of LVMH Moët Hennessy Louis Vuitton, and held client advisory roles at UBS Group AG and KPMG US LLP. Ms. Yamada has also served as an independent consumer retail and luxury goods consultant, focusing on strategy, finance and operations. Ms. Yamada holds a Bachelor of Arts in International Relations and French from Tufts University and a Master of Business Administration from New York University. We believe Ms. Yamada is qualified to serve on our Board of Directors because of her experience in the consumer retail industry as well as her operations experience at numerous companies.

Neela Montgomery has served on our Board of Directors since January 2022. Ms. Montgomery also serves on the Board of Directors of Logitech International S.A. (NASDAQ: LOGI) and has done so since July 2017. Since January 2022, Ms. Montgomery has served as a board partner at Greycroft where she advises various portfolio companies of the fund. From November 2020 to January 2022, Ms. Montgomery served as the President of CVS Pharmacy, the retail and pharmacy division of CVS Health Corp (NYSE: CVS), where she oversaw the operations of such division. Prior to joining CVS Pharmacy, Ms. Montgomery was the Chief Executive Officer of Crate & Barrel Holdings, Inc., a home furniture and design retailer, from August 2017 to August 2020. From November 2014 to July 2017, Ms. Montgomery served as a member of the Executive Board for Multichannel Retail at the Otto Group, GmbH, a global retail and services group. Ms. Montgomery holds a Bachelor of Arts in English Literature from Oxford University and a Masters of Business Administration from INSEAD. We believe Ms. Montgomery is qualified to serve on our Board of Directors because of her experience in the retail industry as well as her executive experience at numerous companies.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Karen Cate and Mito Yamada, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Dana Settle and Neela Montgomery, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Katherine Power, will expire at our third annual general meeting.

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

As required by rules of the Nasdaq Stock Market that were approved by the Securities and Exchange Commission in August 2021, we are providing information about the gender and demographic diversity of our directors in the format required by Nasdaq rules. The information in the matrix below is based solely on information provided by our directors about their gender and demographic self-identification.

Board Diversity Matrix (as of March 15, 2022)
Board Size:
Total Number of Directors: 5
	Female	Male	Non-Binary	Did not Disclose Gender
Gender
Directors	5	0	0	0
Number of Directors who identify in Any of the Categories Below:
African American or Black	0	0	0	0
Alaskan Native or American Indian	0	0	0	0
Asian	2	0	0	0
Hispanic or LatinX	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	3	0	0	0
Two or more race or ethnicities	0	0	0	0
LGBTQ+	0	0	0	0
Did not disclose demographic background	0	0	0	0

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the year ended December 31, 2021, except that a transfer of shares to Ms. Yamada held directly by our sponsor and held indirectly by Mss. Power and Settle were reported late by Mss. Power and Settle on Form 4s due to administrative error.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Dana Settle, Karen Cate and Neela Montgomery serve as members of our audit committee.

Our board of directors has determined that each of Dana Settle, Karen Cate and Neela Montgomery are independent. Karen Cate serves as the Chairperson of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Ms. Cate qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee operates pursuant to a charter and is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee’s charter, provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Our board of directors has determined that each of Dana Settle and Karen Cate are independent. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Katherine Power	Clique Brands, Inc.	Digital Media and Consumer Products	Director and Officer
	Offspring Beauty Co.	Beauty	Director and Officer
	Power Beauty Co.	Beauty	Director and Officer
	Avaline Ltd.	Wine	Director
Dana Settle	Greycroft LP	Venture Capital	Partner
	11 Honoré, Inc.	Apparel	Director
	Anine Bing Corp.	Apparel	Director
	App Annie Inc.	Technology	Director
	Avaline Ltd.	Wine	Director
	Baby2Baby	Non-Profit	Director
	Cloud Paper, Inc.	Consumer Products	Director
	Clique Brands, Inc.	Digital Media and Consumer Products	Director
	Comparably Inc.	Technology	Director
	Hamsa Pay, Inc.	Technology	Director
	IMAX Corporation	Entertainment Technology	Director
	JLA Technology, Inc.	Technology	Director
	National Venture Capital Association	Public Policy	Director
	Oakwood School	Education	Director
	Offspring Beauty Co.	Beauty	Director
	sp0n, Inc.	Technology	Director
	Tapcart Inc.	Technology	Director
	Thrive Market, Inc.	E-commerce	Director
Karen Cate	Thrive Market, Inc.	E-commerce	Officer
Neela Montgomery	Logitech International S.A.	Technology	Director
Brianna Mobrem	Clique Brands, Inc.	Digital Media and Consumer Products	Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares prior to the date of our Initial Public Offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering. By December 4, 2020, our sponsor transferred an aggregate of 168,000 founder shares to certain of our board members, officers and consultants, such number reflecting an adjustment by a share sub-division of the founder shares effected January 2021. On August 30, 2021, our sponsor transferred 45,000 founder shares to Mito Yamada, our Chief Operating Officer. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, are not transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and certain of our directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Item 11. Executive Compensation

Executive Officer and Director Compensation

By December 4, 2020, our sponsor transferred an aggregate of 140,000 founder shares to certain of our board members, officers and consultants. In January 2021, we effected a share sub-division, resulting in each of such board members, board nominees, officers and consultants holding 168,000 founder shares. Such shares were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. On August 31, 2021, our sponsor transferred 45,000 founder shares to Mito Yamada, our Chief Operating Officer. In January 2022, we agreed to grant Ms. Montgomery 45,000 restricted stock units contingent upon and subject to our adoption (and the approval of our shareholders) of an omnibus equity incentive plan in connection with our initial business combination. Other than Ms. Yamada, none of our executive officers or directors have received any cash compensation for services rendered to us. We pay Ms. Yamada, our Chief Operating Officer, an annual base salary of $264,000, and she is eligible to receive a performance bonus of $250,000 contingent upon our filing of a proxy statement and/or registration statement on Form F/S-3 with the SEC in connection our initial business combination. Additionally, Ms. Yamada is eligible to receive a one-time cash bonus equal to $100,000 if the closing price of the Company’s Class A ordinary shares is at least $11.50 per share for last 20 out of 30 consecutive trading days during the period commencing on the trading day after the consummation our initial business combination and ending on the six-month anniversary of the consummation of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors; and all our executive officers and directors as a group.

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

	Class B ordinary shares(2)		Class A ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owners(1)	Owned	of Class	Owned	of Class	Control
PB Management (our sponsor)(3)	6,687,000	96.9%	—	—	19.4%
Citadel Advisors, L.L.C. and affiliates(4)	—	—	1,475,000	5.3%	4.3%
Katherine Power(5)	6,723,000	97.4%	—	—	19.5%
Dana Settle(5)	6,687,000	96.9%	—	—	19.4%
Karen Cate	36,000	*	—	—	*
Neela Montgomery	-	*	—	—	*
Brianna Mobrem	18,000	*	—	—	*
Mito Yamada	45,000	*	—	—	*
All officers and directors as a group (six individuals)	6,822,000	98.9%	—	—	19.8%
*	Less than one percent.
(1)	The business address of each of the following entities and individuals is 292 Madison Ave., Fl. 8, New York, NY 10017 unless otherwise indicated.
(2)	The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”
(3)	Excludes 258,000 shares transferred by our sponsor to certain of our board members, officers and consultants.
(4)	Includes Class A ordinary shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities LLC (“Citadel Securities”), a Delaware limited liability company, based solely on the Schedule 13G/A jointly filed with the SEC on February 14, 2022 by Citadel Advisors LLC (“Citadel Advisors”), a Delaware limited liability company, Citadel Advisors Holdings LP (“CAH”), a Delaware limited partnership, Citadel GP LLC (“CGP”), a Delaware limited liability company, Citadel Securities, Citadel Securities Group LP (“CALC4”), a Delaware limited partnership, Citadel Securities GP LLC (“CSGP”), a Delaware limited liability company and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”), with each of Citadel Advisors, CAH, and CGP beneficially owning 1,475,000 shares, Citadel Securities, CALC4 and CSGP beneficially owning 71,257 shares and Mr. Kenneth Griffin beneficially owning 1,546,257 shares. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(5)	Includes 6,687,000 shares that are held in the name of our sponsor. Our sponsor is controlled by Ms. Power and Ms. Settle. As such, Ms. Power and Ms. Settle have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.

Our founding team and sponsor beneficially own approximately 19.8% of the issued and outstanding ordinary shares and will have the right to appoint all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to the completion of our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 16, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover for certain offering costs in consideration for 5,750,000 founder shares. By December 4, 2020, our sponsor transferred an aggregate of 140,000 founder shares to certain of our board members, board nominees, officers and consultants. On January 7, 2021, we effected a share sub-division, resulting in there being an aggregate of 6,900,000 founder shares outstanding (at approximately $0.004 per share). On August 30, 2021, our sponsor transferred 45,000 founder shares to Mito Yamada, our Chief Operating Officer. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We currently maintain our executive offices at 292 Madison Ave., Fl. 8, New York, NY 10017.

On October 15, 2021, we entered into an Administrative Services Agreement with our sponsor, pursuant to which our sponsor will provide certain administrative services to us, and we will reimburse our sponsor up to $10,000 a month based on receipts submitted by our sponsor to us, and $12,650 per month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, we made a one-time payment to our sponsor on the date of the agreement equal to $125,849. In the year ended December 31, 2021, we incurred and expensed approximately $177,000 under this agreement, included in general and administrative expenses - related party on the accompanying statements of operations. As of December 31, 2021 and 2020, no amounts were outstanding for these services.

Other than as described for Ms. Yamada in Item 11 and for our sponsor directly above, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On October 15, 2021, we entered into a noninterest bearing unsecured promissory note with our sponsor for the principal amount of up to $277,649. The entire amount of $277,649 was drawn to fund our operations on October 15, 2021, and immediately converted to 185,099 warrants, thereby canceling the promissory note.

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

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Upon the effectiveness of the registration statement we used for our Initial Public Offering, we had “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Dana Settle, Karen Cate and Neela Montgomery are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our January 1, 2021 through December 31, 2021 financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31,

2021 and for the period from September 18, 2020 (inception) through December 31, 2020, totaled $62,315 and $76,220, respectively. These amounts include interim procedures and audit fees as well as attendance in audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 18, 2020 (inception)through December 31, 2020	F-6
Notes to Financial Statements	F-7

(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Ordinary Share Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.5	Description of Securities.*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto. (1)

10.3	Private Placement Warrant Agreement between the Registrant and the Sponsor. (1)

10.4	Letter Agreement between the Registrant, the Sponsor and each director, officer and equityholder of the Registrant. (1)

10.5	Employment Agreement by and between Mito Yamada, Powered Brands, PB Management, and PB Management II, Inc., dated as of August 30, 2021. (3)

10.6	Administrative Services Agreement by and between the Registrant and the Sponsor, dated as of October 15, 2021. (4)

10.7	Letter Agreement, dated January 19, 2022, between the Company and Ms. Montgomery. (5)

10.8	Restricted Stock Unit Award Agreement, dated January 19, 2022, between the Company and Ms. Montgomery. (5)

14.1	Code of Ethics. (6)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on December 22, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2021.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 20, 2022.
(6)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

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

Name	Position	Date

/s/ Dana Settle
Dana Settle	Chairperson of the Board of Directors	March 31, 2022

/s/ Katherine Power
Katherine Power	Chief Executive Officer, Director (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 31, 2022

/s/ Brianna Mobrem
Brianna Mobrem	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ Karen Cate
Karen Cate	Director	March 31, 2022

/s/ Mito Yamada
Mito Yamada	Director	March 31, 2022

/s/ Neela Montgomery
Neela Montgomery	Director	March 31, 2022

POWERED BRANDS

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for period from September 18, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Powered Brands

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Powered Brands (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the January 12, 2021 financial statement has been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

POWERED BRANDS

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$628,620	$—
Prepaid expenses	294,862	—
Total current assets	923,482	—
Investments held in Trust Account	276,026,243	—
Deferred offering costs associated with the initial public offering	—	419,962
Total Assets	$276,949,725	$419,962

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$145,534	$23,450
Accrued expenses	126,603	333,517
Note payable - related party	—	66,000
Total current liabilities	272,137	422,967
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	8,593,408	—
Total Liabilities	18,525,545	422,967

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 and 0 shares issued and outstanding at $10.00 per share at redemption as of December 31, 2021 and December 31, 2020, respectively	276,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(17,576,510)	(28,005)
Total Shareholders’ Deficit	(17,575,820)	(3,005)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,949,725	$419,962

The accompanying notes are an integral part of these financial statements.

POWERED BRANDS

STATEMENTS OF OPERATIONS

		For the Period from
		September 18, 2020
	For the Year Ended	(inception) through
	December 31, 2021	December 31, 2020
General and administrative expenses	$1,058,551	$28,005
General and administrative expenses - related party	176,960	—
Loss from operations	(1,235,511)	(28,005)

Other income (expense)
Change in fair value of derivative warrant liabilities	4,367,651	—
Gain on issuance of working capital warrants	166,590	—
Transaction costs associated with issuance of warrants	(479,738)	—
Income from investments held in Trust Account	26,243	—
Total other income (expense), net	4,080,746	—
Net income (loss)	$2,845,235	$(28,005)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	26,768,219	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$—

Weighted average shares outstanding of Class B ordinary shares, basic	6,872,877	4,400,000
Weighted average shares outstanding of Class B ordinary shares, diluted	6,900,000	6,000,000
Basic net income (loss) per share, Class B ordinary shares	$0.08	$(0.01)
Diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.00)

The accompanying notes are an integral part of these financial statements.

POWERED BRANDS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	6,900,000	$690	$24,310	$(28,005)	$(3,005)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,108,000	—	3,108,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(3,132,310)	(20,393,740)	(23,526,050)
Net income	—	—	—	—	—	2,845,235	2,845,235
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(17,576,510)	$(17,575,820)

For the Period from September 18, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(28,005)	(28,005)
Balance - December 31, 2020	—	$—	6,900,000	$690	$24,310	$(28,005)	$(3,005)

The accompanying notes are an integral part of these financial statements.

POWERED BRANDS

STATEMENTS OF CASH FLOWS

		For the
		Period From
		September 18, 2020
	For the Year Ended	(Inception) Through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,845,235	$(28,005)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(4,367,651)	—
Gain on issuance of working capital warrants	(166,590)	—
Transaction costs associated with issuance of warrants	479,738	—
Income from investments held in Trust Account	(26,243)	—
Changes in operating assets and liabilities:
Prepaid expenses	(268,062)	—
Accounts payable	102,199	—
Accrued expenses	53,598	3,005
Net cash used in operating activities	(1,347,776)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	25,000	—
Payment of promissory note issued to related party	(141,019)	—
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	7,770,000	—
Proceeds from issuance of working capital loan warrants	277,649	—
Offering costs paid	(5,955,234)	—
Net cash provided by financing activities	277,976,396	—

Net change in cash	628,620	—

Cash - beginning of the period	—	—
Cash - end of the period	$628,620	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$23,450
Offering costs included in accrued expenses	$70,000	$330,512
Offering costs paid by related party under promissory note	$23,219	$66,000
Deferred underwriting commissions in connection with the initial public offering	$9,660,000	$—

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from September 18, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, a search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity" (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $0.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $141,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On October 15, 2021, the Company entered into a promissory note with the Sponsor and may borrow up to $277,649 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. See Note 5 for a description of the agreements. As of December 31, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Restatement of Previously Reported Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated January 12, 2021, filed on Form 8-K on January 19, 2021 (the “Post-IPO Balance Sheet”) (Amendment No. 1). Additionally, in preparation of the Company’s financial statements as of and for the quarter ended September 30, 2021, the Company concluded it should restate its previously issued Post-IPO Balance Sheet to classify all Class A ordinary shares subject to possible redemption in temporary equity (Amendment No. 2).

Amendment No. 1

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheets as opposed to equity. Since the issuance on January 12, 2021, the Company’s Warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, the Company’s audit committee and management concluded that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s condensed statement of operations in each reporting period. The impact to the balance sheet dated January 12, 2021, filed on Form 8-K on January 19, 2021 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $12.9 million increase to the derivative warrant liabilities line item at January 12, 2021 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There was no change to total shareholders’ equity at the reported balance sheet date.

Amendment No. 2

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact of both Amendment No. 1 and No. 2 were material to the previously filed audited balance sheet as of January 12, 2021 (the “Post-IPO Balance Sheet”) that contained the error, initially reported as an exhibit in the Company’s Form 8-K filed with the SEC on January 19, 2021. Therefore, the Company is restating the Post-IPO Balance Sheet in this filing.

Impact of the Restatement

The impact of the restatement on the Post-IPO Balance Sheet is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously revised audited balance sheet as of January 12, 2021:

		Amendment	Amendment
		No. 1	No. 2
As of January 12, 2021	As Reported	Adjustment	Adjustment	As Restated
Total assets	$278,301,800	$—	$—	$278,301,800
Liabilities and Shareholders' Equity:
Total current liabilities	641,958	—	—	641,958
Deferred underwriting commissions	9,660,000	—	—	9,660,000
Derivative warrant liabilities	—	12,850,000	—	12,850,000
Total liabilities	10,301,958	12,850,000	—	23,151,958
Class A ordinary shares subject to possible redemption	262,999,840	(12,850,000)	25,850,160	276,000,000
Preferred stock	—	—	—	—
Class A ordinary shares	130	129	(259)	—
Class B ordinary shares	690	—	—	690
Additional paid-in capital	5,034,187	476,998	(5,511,185)	—
Accumulated deficit	(35,005)	(477,127)	(20,338,716)	(20,850,848)
Total shareholders’ equity (deficit)	$5,000,002	$—	$(25,850,160)	$(20,850,158)
Total Liabilities, Class A ordinary shares Subject to Possible Redemption and shareholders' Equity (Deficit)	$278,301,800	$—	$—	$278,301,800
Shares of Class A ordinary shares subject to possible redemption	26,299,984	(1,285,000)	2,585,016	27,600,000
Shares of Class A non-redeemable ordinary share	1,300,016	1,285,000	(2,585,016)	—

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021 and 2020, the Company had approximately $276.0 million and $0 of investments held in the Trust Account, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature (except for the derivative warrant liabilities, see Note 10).

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

The Company accounts for its Public Warrants issued in connection with the Initial Public Offering (as defined in Note 3), Private Placement Warrants and Working Capital Warrants (as defined in Note 5) as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The fair value of the Private Placement Warrants issued in connection with the Private Placement was initially estimated using a modified Black-Scholes model and, as of December 31, 2021, determined by reference to the Public Warrant listed trading price. On October 15, 2021, the Company issued Working Capital Warrants to the Sponsor (see Note 5). Like with the Private Placement Warrants, the fair value of the Working Capital Warrants has been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 27,600,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

ASC Topic 740, ‘‘Income Taxes,’’ prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, the Private Placement and the Working Capital Loan (as defined below) to purchase an aggregate of 14,565,099 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 900,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied as of December 31, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

			For the Period from September 18
	For the Year Ended December 31, 2021		(inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$2,263,953	$581,282	$—	$(28,005)
Allocation of net income (loss) - diluted	$2,262,130	$583,105	$—	$(28,005)

Denominator:
Basic weighted average ordinary shares outstanding	26,768,219	6,872,877	—	4,400,000
Diluted weighted average ordinary shares outstanding	26,768,219	6,900,000	—	6,000,000

Basic net income (loss) per ordinary share	$0.08	$0.08	$—	$(0.01)
Diluted net income (loss) per ordinary share	$0.08	$0.08	$—	$(0.00)

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

The Company does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

Administrative Services

On October 15, 2021, the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which Sponsor will provide certain administrative services to the Company and the Company will reimburse the Sponsor up to $10,000 a month based on receipts submitted by the Sponsor to the Company, and $12,650 a month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, the Company made a one-time payment to Sponsor on the date of the agreement equal to $125,849. In the year ended December 31, 2021, the Company incurred and expensed approximately $177,000 under this agreement, included in general and administrative expenses - related party on the accompanying statements of operations. As of December 31, 2021 and 2020, no amounts were outstanding for these services.

Related Party Loans

On October 13, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $141,000 under the Note. The Company repaid the Note in full on January 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant (the “Working Capital Warrants”). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On October 15, 2021, the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $277,649. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $277,649 was drawn to fund the operations of the Company on October 15, 2021, and immediately converted to 185,099 Working Capital Warrants, thereby canceling the promissory note. Along with the Private Placement Warrants, the fair value of the Working Capital Warrants has been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. Upon conversion of the $277,649 principal balance into the 185,099 Working Capital Warrants, the fair value of the 185,099 Working Capital Warrants was measured to be $111,059 and recorded as part of derivative warrant liabilities together with the Public and Private Placement Warrants on the balance sheets. The $166,590 difference between the principal balance of the loan and the fair value of the Working Capital Warrants is recognized as a gain on issuance of Working Capital Warrants on the statements of operations.

As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021, there were 9,200,000 Public Warrants, 5,180,000 Private Placement Warrants and 185,099 Working Capital Warrants outstanding. There were no Warrants outstanding as of December 31, 2020.

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

The Private Placement Warrants and the Working Capital Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants, the Working Capital Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants and the Working Capital Warrants will be non-redeemable so long as they are held by the Sponsor or such its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants and the Working Capital Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants and the Working Capital Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants and the Working Capital Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 350,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 27,600,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Amount allocated to Public Warrants	(8,188,000)
Class A ordinary shares issuance costs	(15,338,050)
Plus:
Accretion of carrying value to redemption value	23,526,050
Class A ordinary shares subject to possible redemption	$276,000,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 150,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 16, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 6,900,000 class B ordinary shares outstanding. All shares and associated amounts had been retroactively restated to reflect the share sub-division. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriter fully exercised its over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account:
Mutual funds invested in U.S. Treasury Securities	$276,026,243	$—	$—
Liabilities:
Derivative warrant liabilities:
Derivative warrant liabilities - Public Warrants	$5,428,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$3,056,200	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$109,208	$—

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of the Private Placement Warrants issued in connection with the Private Placement had been initially estimated using a modified Black-Scholes model and, as of December 31, 2021, determined by reference to the Public Warrant listed trading price along with the Working Capital Warrants. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Warrant is equivalent to that of each Public Warrant.

For the year ended December 31, 2021, the Company recognized a gain of approximately $4.4 million resulting from a decrease in the fair value of liabilities, as presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,850,000
Transfer of Public Warrants to Level 1	(8,188,000)
Change in fair value of derivative warrant liabilities - Private Placement Warrants	414,100
Transfer of Private Placement Warrants to Level 2	(5,076,400)
Derivative warrant liabilities at December 31, 2021 - Level 3 measurements	$—

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.