Form 10-Q
period 2022-03-31
Powered Brands
filed 2022-05-13
CIK 1829427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 3,468,352 units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-third of a warrant to acquire one Class A ordinary share, 24,131,648 Class A ordinary shares, 6,900,000 Class B ordinary shares, par value $0.0001 per share, and 13,408,930 warrants were issued and outstanding.

POWERED BRANDS

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWERED BRANDS

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$380,519	$628,620
Prepaid expenses	273,933	294,862
Total current assets	654,452	923,482
Investments held in Trust Account	276,050,849	276,026,243
Total Assets	$276,705,301	$276,949,725

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$208,617	$145,534
Accrued expenses	207,807	126,603
Total current liabilities	416,424	272,137
Deferred underwriting commissions	9,660,000	9,660,000
Derivative warrant liabilities	4,952,134	8,593,408
Total Liabilities	15,028,558	18,525,545

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.00 per share at redemption as of March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(14,323,947)	(17,576,510)
Total Shareholders’ Deficit	(14,323,257)	(17,575,820)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,705,301	$276,949,725

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$375,367	$220,596
General and administrative expenses - related party	37,950	—
Loss from operations	(413,317)	(220,596)

Other income (expense)
Change in fair value of derivative warrant liabilities	3,641,274	2,013,200
Transaction costs associated with issuance of warrants	—	(479,738)
Income from investments held in Trust Account	24,606	5,445
Total other income (expense), net	3,665,880	1,538,907
Net income	$3,252,563	$1,318,311

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	24,226,667
Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.04

Weighted average shares outstanding of Class B ordinary shares, basic	6,900,000	6,790,000
Weighted average shares outstanding of Class B ordinary shares, diluted	6,900,000	6,900,000
Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(17,576,510)	$(17,575,820)
Net income	—	—	—	—	—	3,252,563	3,252,563
Balance - March 31, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(14,323,947)	$(14,323,257)

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	6,900,000	$690	$24,310	$(28,005)	$(3,005)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,108,000	—	3,108,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(3,132,310)	(20,393,740)	(23,526,050)
Net income	—	—	—	—	—	1,318,311	1,318,311
Balance - March 31, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(19,103,434)	$(19,102,744)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$3,252,563	$1,318,311
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,641,274)	(2,013,200)
Transaction costs associated with issuance of warrants	—	479,738
Income from investments held in Trust Account	(24,606)	(5,445)
Changes in operating assets and liabilities:
Prepaid expenses	20,929	(546,394)
Accounts payable	63,083	133,160
Accrued expenses	81,204	(2,930)
Net cash used in operating activities	(248,101)	(636,760)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	—	25,000
Payment of promissory note issued to related party	—	(141,019)
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	—	7,770,000
Offering costs paid	—	(5,655,234)
Net cash provided by financing activities	—	277,998,747

Net change in cash	(248,101)	1,361,987

Cash - beginning of the period	628,620	—
Cash - end of the period	$380,519	$1,361,987

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$343,335
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$23,219
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from September 18, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, a search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $0.4 million in its operating bank account and working capital of approximately $0.2 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On October 15, 2021, the Company entered into a promissory note with the Sponsor and may borrow up to $277,649 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. See Note 5 for a description of the agreements. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2022 and December 31, 2021, the Company had approximately $276.1 million and $276.0 million of investments held in the Trust Account, respectively.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15, “Derivatives and Hedging, Embedded Derivatives” (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its Public Warrants issued in connection with the Initial Public Offering (as defined in Note 3), Private Placement Warrants and Working Capital Warrants (as defined in Note 5) as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The fair value of the Private Placement Warrants issued in connection with the Private Placement was initially estimated using a modified Black-Scholes model and, as of March 31, 2022, determined by reference to the Public Warrant listed trading price. On October 15, 2021, the Company issued Working Capital Warrants to the Sponsor (see Note 5). Like with the Private Placement Warrants, the fair value of the Working Capital Warrants has been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

ASC Topic 740, ‘‘Income Taxes,’’ prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, the Private Placement and the Working Capital Loan (as defined below) to purchase an aggregate of 14,565,099 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 900,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the periods presented to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$2,602,050	$650,513	$1,029,714	$288,597
Allocation of net income - diluted	$2,602,050	$650,513	$1,026,075	$292,236

Denominator:
Basic weighted average ordinary shares outstanding	27,600,000	6,900,000	24,226,667	6,790,000
Diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	24,226,667	6,900,000

Basic net income per ordinary share	$0.09	$0.09	$0.04	$0.04
Diluted net income per ordinary share	$0.09	$0.09	$0.04	$0.04

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Services

On October 15, 2021, the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which Sponsor will provide certain administrative services to the Company and the Company will reimburse the Sponsor up to $10,000 a month based on receipts submitted by the Sponsor to the Company, and $12,650 a month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, the Company made a one-time payment to Sponsor on the date of the agreement equal to $125,849. During the three months ended March 31, 2022 and 2021, the Company incurred and expensed approximately $38,000 and $0, respectively, under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, no amounts were outstanding for these services.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On October 15, 2021, the Company entered into a non-interest bearing unsecured promissory note with its Sponsor for the principal amount of up to $277,649. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $277,649 was drawn to fund the operations of the Company on October 15, 2021, and immediately converted to 185,099 Working Capital Warrants, thereby canceling the promissory note. Along with the Private Placement Warrants, the fair value of the Working Capital Warrants has been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. Upon conversion of the $277,649 principal balance into the 185,099 Working Capital Warrants, the fair value of the 185,099 Working Capital Warrants was measured to be $111,059 and recorded as part of derivative warrant liabilities together with the Public and Private Placement Warrants on the balance sheets. The $166,590 difference between the principal balance of the loan and the fair value of the Working Capital Warrants is recognized as a gain on issuance of Working Capital Warrants on the statements of operations.

As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 9,200,000 Public Warrants, 5,180,000 Private Placement Warrants and 185,099 Working Capital Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 350,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Amount allocated to Public Warrants	(8,188,000)
Class A ordinary shares issuance costs	(15,338,050)
Plus:
Accretion of carrying value to redemption value	23,526,050
Class A ordinary shares subject to possible redemption	$276,000,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).

Class B Ordinary Shares — The Company is authorized to issue 150,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 16, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 6,900,000 class B ordinary shares outstanding. All shares and associated amounts had been retroactively restated to reflect the share sub-division. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriter fully exercised its over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
As of March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account:
Mutual funds invested in U.S. Treasury Securities	$276,050,849	$—	$—
Liabilities:
Derivative warrant liabilities:
Derivative warrant liabilities – Public Warrants	$3,128,000	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$1,761,200	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$62,934	$—

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account:
Mutual funds invested in U.S. Treasury Securities	$276,026,243	$—	$—
Liabilities:
Derivative warrant liabilities:
Derivative warrant liabilities – Public Warrants	$5,428,000	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$3,056,200	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$109,208	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of the Private Placement Warrants issued in connection with the Private Placement had been initially estimated using a modified Black-Scholes model and, as of March 31, 2022 and December 31, 2021, determined by reference to the Public Warrant listed trading price along with the Working Capital Warrants. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Warrant is equivalent to that of each Public Warrant.

For the three months ended March 31, 2022 and 2021, the Company recognized a gain of approximately $3.6 million and $2.0 million, respectively, resulting from a decrease in the fair value of liabilities, as presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

Results of Operations

Our entire activity from September 18, 2020 (inception) through March 31, 2022, was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended March 31, 2022, we had a net income of approximately $3.3 million, which consisted of income of approximately $3.6 million from the changes in the fair value of derivative warrant liabilities and approximately $25,000 from the investments held in the Trust Account, partially offset by approximately $368,000 in general and administrative expenses and approximately $38,000 in general and administrative expenses - related party.

For the three months ended March 31, 2021, we had net income of approximately $1.3 million, which consisted of income of approximately $2.0 million from the changes in the fair value of derivative warrant liabilities and approximately $5,000 from the investments held in the Trust Account, partially offset by approximately $221,000 in general and administrative expenses and approximately $480,000 in transaction costs associated with issuance of warrants.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $0.4 million in our operating bank account and working capital of approximately $0.2 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On October 15, 2021, we entered into a promissory note with our Sponsor and may borrow up to $277,649 from our Sponsor for ongoing expenses reasonably related to our business and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. As of March 31, 2022 and December 31, 2021, no balance was outstanding under the Working Capital Loans.

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

Administrative Services

On October 15, 2021, we entered into an Administrative Services Agreement with the Sponsor, pursuant to which the Sponsor will provide certain administrative services to us, and we will reimburse the Sponsor up to $10,000 a month based on receipts submitted by the Sponsor to us, and $12,650 per month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, we made a one-time payment to Sponsor on the date of the agreement equal to $125,849. During the three months ended March 31, 2022 and 2021, we incurred and expensed approximately $38,000 and $0, respectively, under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, no amounts were outstanding for these services.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management have concluded that our control around the interpretation and accounting for certain complex features of the financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim condensed financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC. You should review the risk factors described in our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Employment Agreement by and between Mito Yamada, the Registrant, PB Management, and PB Management II, Inc., dated as of August 30, 2021.(3)
10.2	Administrative Services Agreement by and between the Registrant and PB Management, dated as of October 15, 2021.(4)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on December 22, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2021.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2022.

POWERED BRANDS
By:	/s/ Katherine Power
Katherine Power
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brianna Mobrem
Brianna Mobrem
Chief Financial Officer
(Principal Financial and Accounting Officer)