Form 10-Q
period 2022-06-30
Powered Brands
filed 2022-08-15
CIK 1829427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 2,959,706 units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-third of a warrant to acquire one Class A ordinary share, 24,640,294 Class A ordinary shares, 6,900,000 Class B ordinary shares, par value $0.0001 per share, and 13,578,477 warrants were issued and outstanding.

POWERED BRANDS

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWERED BRANDS

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$235,346	$628,620
Prepaid expenses	184,683	294,862
Total current assets	420,029	923,482
Investments held in Trust Account	276,401,443	276,026,243
Total Assets	$276,821,472	$276,949,725

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$195,633	$145,534
Accrued expenses	208,395	126,603
Due to related party	37,950	—
Total current liabilities	441,978	272,137
Deferred underwriting commissions	9,660,000	9,660,000
Derivative warrant liabilities	1,165,208	8,593,408
Total Liabilities	11,267,186	18,525,545

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.01 and $10.00 per share at redemption as of June 30, 2022 and December 31, 2021, respectively	276,301,443	276,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(10,747,847)	(17,576,510)
Total Shareholders’ Deficit	(10,747,157)	(17,575,820)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,821,472	$276,949,725

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$222,027	$257,598	$597,394	$478,194
General and administrative expenses - related party	37,950	—	75,900	—
Loss from operations	(259,977)	(257,598)	(673,294)	(478,194)

Other income (expense)
Change in fair value of derivative warrant liabilities	3,786,926	(3,255,600)	7,428,200	(1,242,400)
Transaction costs associated with issuance of warrants	—	—	—	(479,738)
Income from investments held in Trust Account	350,594	6,882	375,200	12,327
Total other income (expense), net	4,137,520	(3,248,718)	7,803,400	(1,709,811)
Net income (loss)	$3,877,543	$(3,506,316)	$7,130,106	$(2,188,005)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000	27,600,000	25,922,652
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$(0.10)	$0.21	$(0.07)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000	6,900,000	6,845,304
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.10)	$0.21	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(17,576,510)	$(17,575,820)
Net income	—	—	—	—	—	3,252,563	3,252,563
Balance - March 31, 2022 (unaudited)	—	—	6,900,000	690	$—	(14,323,947)	(14,323,257)
Net income	—	—	—	—	—	3,877,543	3,877,543
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(301,443)	(301,443)
Balance - June 30, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(10,747,847)	$(10,747,157)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	6,900,000	$690	$24,310	$(28,005)	$(3,005)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,108,000	—	3,108,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(3,132,310)	(20,393,740)	(23,526,050)
Net income	—	—	—	—	—	1,318,311	1,318,311
Balance - March 31, 2021 (unaudited)	—	—	6,900,000	690	—	(19,103,434)	(19,102,744)
Net loss	—	—	—	—	—	(3,506,316)	(3,506,316)
Balance - June 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(22,609,750)	$(22,609,060)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERED BRANDS

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$7,130,106	$(2,188,005)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,428,200)	1,242,400
Transaction costs associated with issuance of warrants	—	479,738
Income from investments held in Trust Account	(375,200)	(12,327)
Changes in operating assets and liabilities:
Prepaid expenses	110,179	(451,970)
Accounts payable	50,099	105,125
Accrued expenses	81,792	64,304
Due to related party	37,950	—
Net cash used in operating activities	(393,274)	(760,735)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	—	25,000
Payment of promissory note issued to related party	—	(141,019)
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	—	7,770,000
Offering costs paid	—	(5,655,234)
Net cash provided by financing activities	—	277,998,747

Net change in cash	(393,274)	1,238,012

Cash - beginning of the period	628,620	—
Cash - end of the period	$235,346	$1,238,012

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$343,335
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$23,219
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from September 18, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, a search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $235,000 in its operating bank account and a working capital deficit of approximately $22,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On October 15, 2021, the Company entered into a promissory note with the Sponsor and may borrow up to $277,649 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. See Note 5 for a description of the agreements. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

The Company’s management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or January 12, 2023. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until January 12, 2023; however, there can be no assurances that this estimate is accurate. The Company expects it would incur significant costs in pursuit of an initial Business Combination which would require additional liquidity.

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2022 and December 31, 2021, the Company had approximately $276.4 million and $276.0 million of investments held in the Trust Account, respectively.

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

The Company accounts for its Public Warrants issued in connection with the Initial Public Offering (as defined in Note 3), Private Placement Warrants and Working Capital Warrants (as defined in Note 5) as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently has been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The fair value of the Private Placement Warrants issued in connection with the Private Placement was initially estimated using a modified Black-Scholes model and, as of June 30, 2022, determined by reference to the Public Warrant listed trading price. On October 15, 2021, the Company issued Working Capital Warrants to the Sponsor (see Note 5). Like with the Private Placement Warrants, the fair value of the Working Capital Warrants has been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

ASC Topic 740, ‘‘Income Taxes,’’ prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,102,034	$775,509	$(2,805,053)	$(701,263)	$5,704,085	$1,426,021	$(1,730,926)	$(457,079)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	25,922,652	6,845,304

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$(0.10)	$(0.10)	$0.21	$0.21	$(0.07)	$(0.07)

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 16, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). By December 4, 2020, the Sponsor transferred an aggregate of 140,000 Founder Shares to certain of the board members, board nominees, officers and consultants. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 6,900,000 Founder Shares outstanding. All shares and associated amounts had been retroactively restated to reflect the share sub-division. The Sponsor agreed to forfeit up to an aggregate of 900,000 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2021, the underwriter fully exercised its over-allotment option; thus, these 900,000 Founder Shares were no longer subject to forfeiture. On August 30, 2021, the Sponsor transferred 45,000 Founder Shares to Mito Yamada, the Company’s Chief Operating Officer.

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

Administrative Services

On October 15, 2021, the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which Sponsor will provide certain administrative services to the Company and the Company will reimburse the Sponsor up to $10,000 a month based on receipts submitted by the Sponsor to the Company, and $12,650 a month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, the Company made a one-time payment to Sponsor on the date of the agreement equal to $125,849. During the three months ended June 30, 2022 and 2021, the Company incurred approximately $38,000 and $0, respectively, under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2022 and 2021, the Company incurred approximately $76,000 and $0, respectively, under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, approximately $38,000 and $0, respectively, were outstanding for these services.

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants”). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On October 15, 2021, the Company entered into a non-interest bearing unsecured promissory note with its Sponsor for the principal amount of up to $277,649. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $277,649 was drawn to fund the operations of the Company on October 15, 2021, and immediately converted to 185,099 Working Capital Warrants, thereby canceling the promissory note. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. Upon conversion of the $277,649 principal balance into the 185,099 Working Capital Warrants, the fair value of the 185,099 Working Capital Warrants was measured to be $111,059 and recorded as part of derivative warrant liabilities together with the Public and Private Placement Warrants on the balance sheets. The $166,590 difference between the principal balance of the loan and the fair value of the Working Capital Warrants is recognized as a gain on issuance of Working Capital Warrants on the statements of operations at the time of conversion.

As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 9,200,000 Public Warrants, 5,180,000 Private Placement Warrants and 185,099 Working Capital Warrants outstanding.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “Redemption of warrants for cash when the price per class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per class A ordinary share equals or exceeds $10.00” as described below).

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

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 350,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Amount allocated to Public Warrants	(8,188,000)
Class A ordinary shares issuance costs	(15,338,050)
Plus:
Accretion of carrying value to redemption value	2,352,605
Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Accretion of Class A ordinary shares subject to redemption	301,443
Class A ordinary shares subject to possible redemption, June 30, 2022	$276,301,443

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).

Class B Ordinary Shares — The Company is authorized to issue 150,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 16, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 6,900,000 class B ordinary shares outstanding. All shares and associated amounts had been retroactively restated to reflect the share sub-division. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriter fully exercised its over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
As of June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account:
Mutual funds invested in U.S. Treasury Securities	$276,401,443	$—	$—
Liabilities:
Derivative warrant liabilities:
Derivative warrant liabilities – Public Warrants	$736,000	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$414,400	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$14,808	$—

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account:
Mutual funds invested in U.S. Treasury Securities	$276,026,243	$—	$—
Liabilities:
Derivative warrant liabilities:
Derivative warrant liabilities – Public Warrants	$5,428,000	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$3,056,200	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$109,208	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2021. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022 and 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

POWERED BRANDS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of the Private Placement Warrants issued in connection with the Private Placement had been initially estimated using a modified Black-Scholes model and, as of June 30, 2022 and December 31, 2021, determined by reference to the Public Warrant listed trading price along with the Working Capital Warrants. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Warrant is equivalent to that of each Public Warrant.

For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) of approximately $3.8 million and ($3.3 million), respectively, resulting from a decrease/(increase) in the fair value of liabilities, as presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) of approximately $7.4 million and ($1.2 million), respectively, resulting from a decrease/(increase) in the fair value of liabilities, as presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

Results of Operations

Our entire activity from September 18, 2020 (inception) through June 30, 2022, was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended June 30, 2022, we had a net income of approximately $3.9 million, which consisted of income of approximately $3.8 million from the changes in the fair value of derivative warrant liabilities and approximately $351,000 from the investments held in the Trust Account, partially offset by approximately $222,000 in general and administrative expenses and approximately $38,000 in general and administrative expenses - related party.

For the three months ended June 30, 2021, we had a net loss of approximately $3.5 million, which consisted of a loss of approximately $3.3 million from changes in the fair value of derivative warrant liabilities and approximately $258,000 in general and administrative expenses, partially offset by approximately $7,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2022, we had a net income of approximately $7.1 million, which consisted of income of approximately $7.4 million from the changes in the fair value of derivative warrant liabilities and approximately $375,000 from the investments held in the Trust Account, partially offset by approximately $597,000 in general and administrative expenses and approximately $76,000 in general and administrative expenses - related party.

For the six months ended June 30, 2021, we had a net loss of approximately $2.2 million, which consisted of a loss of approximately $1.2 million from changes in the fair value of derivative warrant liabilities, approximately $478,000 in general and administrative expenses and approximately $480,000 in transaction costs associated with the issuance of warrants, partially offset by approximately $12,000 of income from investments held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $235,000 in our operating bank account and working capital of approximately $22,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On October 15, 2021, we entered into a promissory note with our Sponsor and may borrow up to $277,649 from our Sponsor for ongoing expenses reasonably related to our business and the consummation of the Business Combination (“Working Capital Promissory Note”). The full amount of the Working Capital Promissory Note was drawn on October 15, 2021, and immediately converted into warrants. As of June 30, 2022 and December 31, 2021, no balance was outstanding under the Working Capital Loans.

Our management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or January 12, 2023. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until January 12, 2023; however, there can be no assurances that this estimate is accurate. We expect we would incur significant costs in pursuit of an initial Business Combination which would require additional liquidity.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” our management has determined that the liquidity condition and the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by January 12, 2023, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

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

Administrative Services

On October 15, 2021, we entered into an Administrative Services Agreement with the Sponsor, pursuant to which the Sponsor will provide certain administrative services to us, and we will reimburse the Sponsor up to $10,000 a month based on receipts submitted by the Sponsor to us, and $12,650 per month, in each case subject to adjustment in accordance with the terms of the agreement. In addition, we made a one-time payment to Sponsor on the date of the agreement equal to $125,849. During the three months ended June 30, 2022 and 2021, the Company incurred approximately $38,000 and $0, respectively, under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2022 and 2021, the Company incurred approximately $76,000 and $0, respectively, under this agreement, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, approximately $38,000 and $0, respectively, were outstanding for these services.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

Disclosure controls and procedures are designed to ensure that the information we are required to disclose in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were remediated as of the date of June 30, 2022.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC. You should review the risk factors described in our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including the risk factors described below, for information discussing important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

The current economic downturn may lead to increased difficulty in completing our initial Business Combination.

Our ability to consummate our initial Business Combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial Business Combination, as well as lead to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtain financing for our initial Business Combination through sales of shares of our Class A ordinary shares or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial Business Combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A ordinary shares, Units and warrants. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial Business Combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2022.

POWERED BRANDS
By:	/s/ Katherine Power
Katherine Power
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brianna Mobrem
Brianna Mobrem
Chief Financial Officer
(Principal Financial and Accounting Officer)